Form 10-K
period 2008-12-31
International Energy Holdings Corp.
filed 2009-04-01
CIK 1417872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[_]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  For the fiscal year ended: DECEMBER 31, 2008

[X]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

              For the transition period from ________ to ________

                          Commission File No. 000-53302

                      INTERNATIONAL ENERGY HOLDINGS CORP.
                      -----------------------------------
                 (Name of Small Business Issuer in its charter)

                           NEVADA                    26-1374664
               -------------------------------    ----------------
               (State or other jurisdiction of    (I.R.S. Employer
               incorporation or organization)    Identification No.)

9120 ROCKROSE DR. TAMPA FLORIDA                        33647
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number: (813) 293-3534

         Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:

                   COMMON STOCK, PAR VALUE $0.00001 PER SHARE
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                               [_] Yes     [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

                               [_] Yes     [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes     [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.

                               [X] Yes     [_] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [_]              Accelerated filer           [_]
Non-accelerated filer     [_]              Smaller reporting company   [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).

                               [X] Yes     [_] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $0

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities
Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                               [_] Yes     [_] No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At March 25, 2009 there were
50,000,000 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

                                       ii

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K and the documents incorporated by reference into the Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the
Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words
"believes," "estimates," "anticipates," "expects," "intends," "plans," "may,"
"will," "potential," "continue," or "should," or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management's current expectations, but actual results may differ materially due to various factors, including, but not limited to, our being a development stage company with no operating history; our lack of funding; the inexperience of our management with respect to our business plan; our potential inability to consummate a business combination with an operating company that is generating revenues; the possibility that our company may never generate revenues; unknown risks that may attend to a business with which we consummate a business combination; our personnel allocating their time to other businesses and potentially having conflicts of interest with our business; the ownership of our securities being concentrated, and those other risks and uncertainties detailed herein and in the Company's filings with the Securities and Exchange Commission.

     By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

     These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in "Risk Factors." The forward-looking events we discuss in this Annual Report on Form 10-K speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     International Energy Holdings, Corp. ("we", "us", the "Company" or like terms) was incorporated in the State of Nevada on November 2, 2007. We are a
developmental stage company and have not generated any revenues to date. We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, reverse acquisition, asset acquisition or other similar business combination (a "Business Combination") with an operating or development stage business (the "Target Business") which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the
"Exchange Act"). Since inception, we have engaged in only limited business operations relating to our organization, registering our class of common stock under the Security Exchange Act of 1934 (Exchange Act) and engaging in preliminary discussions with and conducting due diligence investigations of potential Target Businesses with which to enter into a Business Combination. We have no full-time employees and do not own or lease any property.

     Given that our current assets consist only of cash, we have no current operations and our proposed business contemplates entering into a Business
Combination with an operating company, we are a "shell company," which is defined in Rule 405 under the Securities Act of 1933, as amended (the
"Securities Act"), as a company which has (i) no or nominal operations; and (ii)
either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets.

     We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a Business Combination, if ever. We are currently in the process of identifying and evaluating targets for a Business
Combination but we do not have any specific Business Combination under consideration. Our efforts to identify a prospective Target Business will not be limited to a particular industry or geographic location. In the case of all possible acquisitions, we intend to seek to consummate the acquisition which is most attractive and provides the greatest opportunity for creating securityholder value. The determination of which entity is the most attractive would be based on our analysis of a variety of factors, including whether such acquisition would be in the best interests of our securityholders, the terms of the acquisition and the perceived quality of the business of the Target
Business, among other factors described below. We believe that the owners of potential Target Businesses may find an acquisition by us to be an easier and less dilutive means to achieve liquidity than an initial public offering or other financing transactions. We cannot assure you that we will be able to locate a target or that we will be able to engage in a transaction on favorable terms or at all.

AFFECTING A BUSINESS COMBINATION

GENERAL.

     A Business Combination may involve the acquisition of (which may be referred to as a "reverse acquisition"), or merger with, a company that desires to have a class of securities registered under the Exchange Act, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, possible loss of voting control through dilution of their ownership position and compliance with various federal and state securities laws. As more fully described below under the heading "FORM OF ACQUISITION; OPPORTUNITY FOR STOCKHOLDER APPROVAL," the
proposed structure of a Business Combination may not require that we seek stockholder approval for the transaction and holders of our common stock may not have the opportunity to vote upon a proposed Business Combination.

SEARCH FOR A TARGET.

     We are currently in the process of identifying and evaluating targets for a
Business Combination. As described below in more detail, we have virtually unrestricted flexibility in identifying and selecting prospective acquisition candidates. To the extent we affect a Business Combination, we may be impacted by numerous risks inherent in the business and operations of the Target
Business. The risks attendant to the Target Business may include risks typical of a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings.
Although our management will endeavor to evaluate the risks inherent in a particular target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

SOURCES OF TARGET BUSINESSES.

     We intend to source our target opportunities from various internal and external sources. Target candidates have been, and we anticipate will continue to be, brought to our attention from affiliated and various unaffiliated sources. We believe that we will be able to identify target opportunities from internal sources primarily resulting from personal contacts and relationships that our officers and directors and their affiliates have developed and maintain with various professionals, including accountants, consultants, bankers, attorneys and other investors, as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.
Target Business candidates may be brought to our attention by unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to Target Businesses candidates in which they believe we may have an interest on an unsolicited basis. In addition, we may retain the services of agents or other representatives to identify or locate suitable targets on our behalf, though we have not engaged any such persons, to date.

     In no event will any of our existing management or stockholders, or any entity with which they are affiliated, be paid any finder's fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a Business Combination. In the event that we retain the services of professional firms or other individuals that specialize in business acquisitions, we may pay a finder's fee, consulting fee or other compensation to be determined in an arm's length negotiation based on the terms of the transaction. We have not adopted any policies with respect to utilizing the services of consultants or advisors to assist in the identification of a
Target Business, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited cash resources, it is likely that any such fee we agree to pay would be paid in shares of our common stock.

SELECTION CRITERIA OF A TARGET BUSINESS.

     Our management will have virtually unrestricted flexibility in identifying and selecting a prospective Target Business. We have not established any specific attributes or criteria (financial or otherwise) for prospective Target
Businesses. In evaluating a prospective Target Business, our management will consider, among other factors, the following:

     o    financial condition and results of operation;

     o    growth potential;

     o    experience and skill of management and availability of additional personnel;

     o    capital requirements;

     o    competitive position;

     o    barriers to entry in the industry;

     o    stage of development of the products, processes or services;

     o    degree of current or potential market acceptance of the products, processes or services;

     o    proprietary features and degree of intellectual property or other protection of the products, processes or services;

     o    regulatory environment of the industry; and

     o    costs associated with effecting the Business Combination.

     These criteria are not intended to be exhaustive or to in any way limit the board of director's unrestricted discretion to enter into a Business Combination with any Target Business. Any evaluation relating to the merits of a particular
Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management. In evaluating a prospective Target Business, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information that may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence may include, among other things, meetings with the Target Business's incumbent management and inspection of its facilities, as well as a review of financial and other information that is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a Target Business candidate before we consummate a Business Combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or others associated with the business opportunity seeking our participation.

     Where possible, we will attempt to structure a Business Combination to achieve the most favorable tax treatment to us, the Target Business and both companies' stockholders, taking into account other terms of the transaction.
Depending on the circumstances of any acquisition, however, we may not be able to structure a transaction in the most tax advantageous manner. Further, we cannot assure you that the Internal Revenue Service or appropriate state tax authorities will agree with our tax treatment of any transaction.

     The time and costs required to select and evaluate a Target Business and to structure and complete the Business Combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective Target Business with which a
Business Combination is not ultimately completed may result in a loss to us.

LACK OF DIVERSIFICATION.

     We expect that we will be able to consummate a Business Combination with only one candidate given that, among other considerations, we will not have the resources to diversify our operations and the dilution of interest for present and prospective stockholder, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax free reorganization, as described below, will render more than one Business Combination unlikely. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business and we will not benefit from the possible spreading of risks or offsetting of losses. By consummating a Business Combination with a single entity, our lack of diversification may:

     o    subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a Business Combination, and

     o    result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

LIMITED ABILITY TO EVALUATE THE TARGET BUSINESS.

     Management's assessment of a Target Business will be based upon discussions with management of the Target Business and a review of due diligence material relating to the Target Business available to it during the evaluation period.
Any such assessment may not be accurate.

     Although we intend to scrutinize the management of a prospective Target
Business when evaluating the desirability of effecting a Business Combination, we cannot assure you that our assessment of the Target Business's management will prove accurate. In addition, we cannot assure you that future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our management in the Target Business following a Business Combination cannot presently be stated with any certainty, though it is unlikely that any of such persons will continue to be associated with a Target Business with which we consummate a Business Combination, other than as stockholders.

     Given our current resources, we will likely enter into a Business
Combination with a privately-held company. Generally, very little public information exists about these companies and we will be required to rely on the ability of our management to obtain adequate information to evaluate the potential returns from entering into a Business Combination with such a company.
If we do not uncover all material information about a Target Business prior to a
Business Combination, we may not make a fully informed investment decision and we may lose money on our investments.

FORM OF ACQUISITION; OPPORTUNITY FOR STOCKHOLDER APPROVAL.

     The manner in which we participate in a Business Combination will depend upon, among other things, the nature of the opportunity and the respective requirements and desires of management of our Company and of the Target
Business. In addition, the structure of any Business Combination will be dispositive as to whether stockholder approval of the Business Combination is required.

     Although the terms of any Business Combination cannot be predicted, it is likely that we will seek to structure a Business Combination to qualify as a tax free transaction under the Internal Revenue Code of 1986, as amended (the
"Code"). Tax free treatment of such a transaction can be accomplished, if structured correctly, either through the acquisition of all of the outstanding shares of capital stock of a Target Business, including by way of a reverse acquisition, or through a merger (either directly or through a wholly owned subsidiary of our Company) with a Target Business.

     If the transaction is structured as an acquisition (or reverse acquisition), we will acquire our participation in a Target Business through the acquisition of all of the outstanding shares of its capital stock in exchange for the issuance of our common stock or other securities to the security holders of the Target Business. If the transaction is structured as a statutory merger or consolidation, we would merge a Target Business with and into our Company.

Acquisition: Under Section 368(a)(1) of the Code, in order for a stock exchange transaction to qualify as a "tax free" reorganization, the holders of the stock of the target must receive a number of shares of our capital stock equal to 80%
or more of the voting stock of our Company. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, our existing stockholders would, in such circumstances, retain 20% or less of the total issued and outstanding shares of the surviving entity. Depending upon the relative negotiating strength of the parties, stockholders at the time of the Business Combination may retain substantially less than 20% of the total issued and outstanding shares of our Company. This would result in substantial additional dilution to the equity of those persons who were stockholders of our Company prior to such Business Combination. As part of such a transaction, all or a majority of the Company's then management at the time may resign and new directors may be appointed without any vote by stockholders. An acquisition (or reverse acquisition) of will not require the vote or approval of stockholders and may be accomplished in the sole determination of management.

Merger: In a merger transaction, we would merge a Target Business with and into our Company or a direct wholly-owned subsidiary. Simultaneous with the merger, we likely would affect a recapitalization in order to achieve a manageable float of our outstanding capital stock. However, a proposed merger transaction would require the approval of the holders of a majority of the outstanding shares of our common stock and it may necessitate calling a stockholders' meeting to obtain such approval. The necessity to obtain stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain rights to dissenting stockholders who could require that the Company purchase their shares at a price equal to the fair market value in cash.

     In light of the above, management likely will seek to structure a Business
Combination so as not to require stockholder approval.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require significant management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable.
Furthermore, even if an agreement is reached for a Business Combination, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

COMPETITION

     Our ability to consummate a Business Combination will be constrained by our lack of financial resources to provide to the Target Business. We expect that in the course of identifying, evaluating and selecting a Target Business, we may encounter intense competition from other entities having a business objective similar to ours. These include blank check companies that have raised significant sums through sales of securities registered under federal securities laws that have a business plan similar to ours and consequently possess a significant competitive advantage over our Company both from a financial and personnel perspective. Additionally, we may be subject to competition from other entities having a business objective similar to ours, including venture capital firms, leveraged buyout firms and operating businesses looking to expand their operations through acquisitions. Many of these entities are well established, possess significant capital and have extensive experience identifying and affecting business combinations directly or through affiliates. Moreover, nearly all of these competitors possess greater technical, human and other resources than us. In addition, we will experience competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue. One of our current officers also serves as an officer and director and is a stockholder of a shell company that is registering its class of common stock under the Exchange Act. This officer's/director's affiliation with two shell companies raises the possibility of conflicts of interest, in that both companies may seek to take advantage of the same business opportunity. Neither our Company nor the other shell company with which our officer/director is affiliated has adopted any policy with respect to resolving any potential conflict of interest and it is possible that any conflict or interest that arises between the two companies may not be decided in our favor.

     While we believe there may be numerous potential target candidates with which we could affect a Business Combination, our ability to compete in affecting a Business Combination with prime candidates will be limited by our lack of financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of the most attractive Target
Businesses.

     If we succeed in affecting a Business Combination, there will be, in all likelihood, intense competition from competitors of the Target Business. We cannot apprise you of any of these risks nor can we assure you that, subsequent to a Business Combination, we will have the resources or ability to compete effectively.

EMPLOYEES

     We have two executive officers both of whom have other business interests and are not obligated to devote any specific number of hours to our matters.
They intend to devote only as much time as they deem necessary to our affairs.
The amount of time management will devote to our affairs in any time period will vary based on whether a Target Business has been selected for the Business
Combination and the stage of the Business Combination process the Company is in.
Accordingly, as management identifies suitable Target Businesses, we expect that our management will spend more time investigating such Target Business and will devote additional time and effort negotiating and processing the Business
Combination as developments warrant. We do not intend to have any full time employees prior to the consummation of a Business Combination.

     Our management may engage in other business activities similar and dissimilar to those we are engaged in without any limitations or restrictions applicable to such activities. To the extent that our management engages in such other activities, there will be possible conflicts of interest in diverting opportunities which would be appropriate for our Company to this other company or to other companies, entities or persons with which our management is or may be associated or have an interest, rather than diverting such opportunities to
us. Since we have not established any policy for the resolution of such a conflict, we could be adversely affected should our officers/directors choose to place his/hers other business interests before ours. We cannot assure you that such potential conflicts of interest will not result in the loss of potential opportunities or that any conflict will be resolved in our favor.

     Our officers and directors may actively negotiate for or otherwise consent to the disposition of all or any portion of the shares of common stock they own, as a condition to, or in connection, with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of all or a portion of the shares of common stock they own which would raise issues relating to a possible conflict of interest with our other security holders.

ITEM 1A. RISK FACTORS.

     An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K before making a decision to invest in our securities. If any of the following risks occur, our business, financial condition and results of operations may be materially adversely affected.

NEITHER OF OUR OFFICERS HAS EVER BEEN A PRINCIPAL OF, OR HAS EVER BEEN
AFFILIATED WITH, A COMPANY FORMED WITH A BUSINESS PURPOSE SIMILAR TO OURS THAT
HAS CONSUMMATED A BUSINESS COMBINATION.

     Neither of our officers has ever served as an officer or director of a development stage public company that has completed a business combination such as described in this report. Accordingly, you may not be able to adequately evaluate their ability to consummate successfully a Business Combination.

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO OPERATING HISTORY AND, ACCORDINGLY,
YOU WILL NOT HAVE ANY BASIS ON WHICH TO EVALUATE OUR ABILITY TO ACHIEVE OUR
BUSINESS OBJECTIVE.

     We are a development stage company and have not engaged in any revenue generating activities to date. Since we do not have any operating history, you will have no basis upon which to evaluate our ability to achieve our business objective. We are currently in the process of evaluating and identifying targets for a Business Combination. We are not presently engaged in, and will not engage in, any substantive commercial business or generate any revenue until we consummate a such a transaction, if ever. We cannot assure you as to when or if a Business Combination will occur.

OUR FUTURE SUCCESS IS DEPENDENT ON THE ABILITY OF MANAGEMENT TO COMPLETE A
BUSINESS COMBINATION WITH A TARGET BUSINESS THAT OPERATES PROFITABLY.

     The future success of our plan of operation will depend entirely on the operations, financial condition and management of the Target Business with which we may enter into a Business Combination. While management intends to seek to enter into a Business Combination with an entity having an established, profitable operating history, we cannot assure you that we will be successful in consummating a Business Combination with a candidate that meets that criterion.
In the event we complete a Business Combination, the success of our operations will be dependent upon management of the Target Business and numerous other factors beyond our control.

WE HAVE NO EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

     We presently have no written arrangement or agreement with respect to engaging in a Business Combination. We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will enter into a Business Combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a Business Combination on favorable terms.

WE MAY HAVE INSUFFICIENT RESOURCES TO COVER OUR OPERATING EXPENSES AND THE COSTS
AND EXPENSES OF CONSUMMATING A BUSINESS COMBINATION.

     At December 31, 2008, we had cash on hand of $122. We do not expect that these funds will be sufficient to cover our operating costs and expenses, including those we will incur in connection with satisfying our reporting obligations under the Securities Exchange Act of 1934 and consummating a
Business Combination. If our financial resources are inadequate to cover our costs and expenses, we will require additional financing and we cannot be certain that such financing will be available to us on acceptable terms, if at all. Our failure to secure funds necessary to cover our costs and expenses would have an adverse affect on our operations and ability to achieve our objective.

THE TIME AND COST OF PREPARING A PRIVATE COMPANY TO BECOME A PUBLIC REPORTING
COMPANY MAY PRECLUDE US FROM ENTERING INTO A BUSINESS COMBINATION WITH THE MOST
ATTRACTIVE PRIVATE COMPANIES.

     Target companies that we may investigate that fail to comply with SEC reporting requirements, financial and otherwise, may delay or preclude a
Business Combination. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired.
The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the
Exchange Act are applicable.

IF WE AFFECT A BUSINESS COMBINATION WITH A FINANCIALLY UNSTABLE COMPANY OR AN
ENTITY IN THE EARLY STAGE OF DEVELOPMENT OR GROWTH, WE WILL BE SUBJECT TO
GREATER RISKS THAN IF WE WERE TO AFFECT A BUSINESS COMBINATION WITH A MORE
ESTABLISHED COMPANY WITH A PROVEN RECORD OF EARNINGS AND GROWTH.

     Given our financial and personnel resources compared to those of our competitors, we may be limited to consummating a Business Combination with a company that is financially unstable or is in the early stage of development or growth, including an entity without established records of sales or earnings. To the extent we affect a Business Combination with a financially unstable or early stage or emerging growth company, we may be impacted by numerous risks inherent in the business and operations of such company that we would not be subject to if we were to affect a Business Combination with a more seasoned company with a proven record of earnings and growth.

WE LIKELY WILL COMPLETE ONLY ONE BUSINESS COMBINATION, WHICH WILL CAUSE US TO BE
DEPENDENT SOLELY ON A SINGLE BUSINESS AND A LIMITED NUMBER OF PRODUCTS, SERVICES
OR ASSETS.

     Given our limited financial resources and other considerations, it is likely we will complete a Business Combination with only one Target Business.
Accordingly, the prospects for our success may be solely dependent upon the performance of a single business and dependent upon the development or market acceptance of a single or limited number of products, processes or services. In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations or asset acquisitions in different industries or different areas of a single industry so as to diversify risks and offset losses.

GIVEN OUR LIMITED RESOURCES AND THE SIGNIFICANT COMPETITION FOR TARGET
BUSINESSES, WE MAY NOT BE ABLE TO CONSUMMATE AN ATTRACTIVE BUSINESS COMBINATION.

     We will encounter intense competition from other entities having a business objective similar to ours, including blank check companies, finance companies, banks, venture capital funds, leveraged buyout funds, operating businesses and other financial buyers competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and affecting
Business Combinations directly or through affiliates. Nearly all of these competitors possess greater financial, technical, human and other resources than we do and our financial resources will be negligible when contrasted with those of many of these competitors. In addition, we will experience direct competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue, including a shell company that has registered its class of common stock under the Exchange Act of which one of our officers serves as a director and officer and in which company his family owns common stock.

IT IS LIKELY THAT WE WILL CONSUMMATE A BUSINESS COMBINATION WITH A PRIVATE
COMPANY FOR WHICH LIMITED INFORMATION WILL BE AVAILABLE TO CONDUCT DUE
DILIGENCE.

     We likely will enter into a Business Combination with a privately-held company. Generally, very little public information exists about these companies or their management and we will be required to rely on the ability of our management to obtain adequate information to evaluate the potential success of entering into a transaction with such a company. In addition, our management will only devote limited time to the business of the Company and will have available to it extremely limited financial resources with which to conduct due diligence. If our assessment of the Target Business's operations and management is inaccurate or we are unable to uncover all material information about these companies, then we may not make a fully informed investment decision, and we may lose money on our investments.

IF WE CONSUMMATE A BUSINESS COMBINATION BY WAY OF AN ACQUISITION, STOCKHOLDERS
MAY NOT HAVE AN OPPORTUNITY TO VOTE ON THE TRANSACTION.

     If we consummate a Business Combination by way of an acquisition of the capital stock or assets of the Target Business, the transaction may be accomplished in the sole determination of management without any vote or approval by securityholders. Accordingly, holders of our securities at the time of any Business Combination may not have an opportunity to evaluate the Target
Business or its management and will have to rely on the judgment of management in assessing the future profitability and viability of the Target Business.

A BUSINESS COMBINATION WITH A FOREIGN COMPANY MAY SUBJECT US TO ADDITIONAL
RISKS.

     If we enter into a Business Combination with a foreign entity, we will be subject to all of the risks inherent in business operations outside of the
United States. These risks include:

     o    unexpected changes in, or impositions of, legislative or regulatory requirements;

     o    foreign currency exchange rate fluctuations;

     o    potential hostilities and changes in diplomatic and trade
          relationships;

     o    changes in duties and tariffs, taxes, trade restrictions, license obligations and other non-tariff barriers to trade;

     o    burdens of complying with a wide variety of foreign laws and regulations;

     o    longer payment cycles and difficulties collecting receivables through foreign legal systems;

     o    difficulties in enforcing or defending agreements and intellectual property rights;

     o    reduced protection for intellectual property rights in some countries;

     o    potentially adverse tax consequences; and

     o    political and economic instability.

     If we are not successful managing these risks among others that we may not identify at the time of a Business Combination, our business may be negatively impacted.

SINCE WE HAVE NOT YET SELECTED A PARTICULAR INDUSTRY OR TARGET BUSINESS WITH
WHICH TO COMPLETE A BUSINESS COMBINATION, WE ARE UNABLE TO ASCERTAIN THE MERITS
OR RISKS OF THE INDUSTRY OR BUSINESS IN WHICH WE MAY ULTIMATELY OPERATE AT THIS
TIME.

     We are currently in the process of evaluating and identifying targets for a
Business Combination. However, our plan of operation permits our board of directors to consummate a Business Combination with a company in any industry it chooses and is not limited to any particular industry or type of business.
Accordingly, there is no current basis to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the Target
Business which we may ultimately acquire. To the extent we complete a Business
Combination with a company that does not have a stable history of earnings and growth or an entity in a relatively early stage of its development, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a Business Combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Such risks, among other things, could preclude the Company's ability to secure financing for operations after a
Business Combination, should it be required. Although our management will endeavor to evaluate the risks inherent in a particular industry or Target
Business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. Even if we properly assess those risks, some of them may be outside of our control.

OUR LONG-TERM SUCCESS WILL BE DEPENDENT IN LARGE PART UPON THE MANAGEMENT TEAM
OF THE TARGET BUSINESS, WHICH MAY BE DIFFICULT TO FULLY EVALUATE.

     After a Business Combination, our long-term success we will be dependent upon the management team of the Target Business. Although we intend to scrutinize the management team of a prospective Target Business as closely as possible in connection with evaluating the desirability of affecting a Business
Combination, we cannot assure you that our assessment of the management team will prove to be correct. These individuals may be unfamiliar with the complex disclosure and financial reporting requirements imposed on U.S. public companies and other requirements of operating a public company, which could divert their attention from their core business to the determent of the operating results of the Target Business.

IF WE ARE UNABLE TO STRUCTURE THE BUSINESS COMBINATION AS A "TAX FREE"
TRANSACTION, POTENTIAL TARGET BUSINESSES COULD BE DETERRED FROM ENTERING INTO
SUCH A TRANSACTION WITH OUR COMPANY.

     We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain Business Combinations with us. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any Business Combination so as to minimize the federal and state tax consequences to both us and the target entity and the respective stockholders of each company; however, we cannot guarantee that the Business
Combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse affect on all parties to the transaction.

WE EXPECT TO ISSUE A SIGNIFICANT NUMBER OF NEW SHARES OF CAPITAL STOCK IN A
BUSINESS COMBINATION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION AND A CHANGE IN
CONTROL OF OWNERSHIP OF THE COMPANY.

     Our articles of incorporation authorizes the issuance of 400,000,000 shares of common stock and 100,000,000 shares of preferred stock. Any Business
Combination affected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a
Business Combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected

WE HAVE NOT CONDUCTED ANY MARKET RESEARCH CONCERNING PROSPECTIVE BUSINESS
OPPORTUNITIES, WHICH MAY AFFECT OUR ABILITY TO IDENTIFY A TARGET BUSINESS.

     We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a Business Combination as contemplated by us. There is no assurance that we will be able to enter into a
Business Combination on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which, in many cases, may act without the consent, vote or approval of our stockholders.

OUR OFFICERS AND DIRECTORS WILL APPORTION THEIR TIME TO OTHER BUSINESSES WHICH
MAY CAUSE CONFLICTS OF INTEREST IN THEIR DETERMINATION AS TO HOW MUCH TIME TO
DEVOTE TO OUR AFFAIRS. THIS CONFLICT OF INTEREST COULD HAVE A NEGATIVE IMPACT ON
OUR ABILITY TO CONSUMMATE A BUSINESS COMBINATION.

     Our officers and director engage in other businesses and are not required to devote their full time or any specific number of hours to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not have and do not expect to have any full time employees prior to the consummation of a Business Combination. If our management's other business affairs requires them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a
Business Combination. We cannot assure you that these conflicts will be resolved in our favor.

LIMITATIONS ON LIABILITY AND INDEMNIFICATION MATTERS.

     As permitted by the corporate laws of the State of Nevada, we have included in our articles of incorporation a provision to eliminate the personal liability of its directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions. In addition, our bylaws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified.

THERE ARE SIGNIFICANT RESTRICTIONS ON THE TRANSFERABILITY OF THE SHARES.

     None of the outstanding shares of our common stock have been registered under the Securities Act of 1933 ("Securities Act") or the securities laws of any state and may not be resold, transferred, pledged as collateral or otherwise disposed of unless such transaction is registered under the Securities Act or an exemption from registration is available. In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration of such transferred shares under the Securities
Act. Rule 144 under the Exchange Act will not be available for the resale of our securities unless and until (i) we cease to be a shell company, (ii) at the time of the sale we are reporting under the Exchange Act, (iii) we have filed all
Exchange Act reports and material required to be filed during the preceding 12 months, and (iv) at least one year has elapsed from the time that we file the disclosure required by the SEC reflecting the fact that we are no longer a shell company. These restrictions will limit the ability of our stockholders to liquidate their investment.

HOLDERS MAY NOT BE ABLE TO DISPOSE OF THEIR COMMON STOCK DUE TO THE ABSENCE OF
AN ESTABLISHED TRADING MARKET.

     There is currently no public trading market for any of our securities. The
Company will not seek to list any of our shares of common stock or other securities on any exchange or have them quoted on NASDAQ or any over-the-counter market. Any such decision will be in the discretion of management of a Target
Company with which we consummate a Business Combination. Accordingly, the
Company does not anticipate that a market in any of our securities will develop during the foreseeable future, if ever. Because holders may not be able to sell their securities, subscribers should consider their liquidity needs with respect to the securities and should be prepared to hold the securities for an indefinite period.

WE CANNOT ASSURE YOU THAT FOLLOWING A BUSINESS COMBINATION WITH AN OPERATING
BUSINESS, OUR COMMON STOCK WILL BE LISTED OR ADMITTED TO QUOTATION ON ANY
SECURITIES EXCHANGE OR OTHER TRADING MEDIUM.

     Following a Business Combination, then management may seek to develop a public market for our common stock. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of any stock exchange or that our common stock will be admitted for quotation on the over the counter bulletin board or admitted to trading on any other medium. If our common stock does not trade publicly, holders may not be able to sell common stock. Moreover, our common stock may be deemed to be a "penny stock" and subject to the SEC's penny stock rule which provides that, if our common stock failed to meet the criteria set forth in such rule, brokers would be subject to various practice requirements which would limit the sale of our stock only to persons who were established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a Business Combination.

WE HAVE NEVER PAID DIVIDENDS ON OUR COMMON STOCK.

     We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. In the unlikely event we generated profits prior to a Business Combination, we expect to retain such earnings and re-invest them into the Company to further its business strategy.

AUTHORIZATION OF PREFERRED STOCK.

     Our Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such designations, rights and preferences that may be determined from time to time by the board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of preferred stock, we cannot assure you that we will not do so in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     Not Applicable.

ITEM 2. PROPERTIES.

The Company neither rents nor owns any properties. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS.

     The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fiscal year ended December 31, 2008.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

     As of March 25, 2009, there were forty two holders of record of 50,000,000 outstanding shares of our common stock.

     Our common stock does not trade, nor is it admitted to quotation, on any stock exchange or other trading facility. Management has no present plan, proposal, arrangement or understanding with any person with regard to the development of a trading market in any of our securities. We cannot assure you that a trading market for our common stock will ever develop. We have not registered our class of common stock for resale under the blue sky laws of any state and current management does not anticipate doing so. The holders of shares of common stock, and persons who may desire to purchase shares of our common stock in any trading market that might develop in the future, should be aware that, in addition to transfer restrictions imposed by federal securities laws, significant state blue sky law restrictions may exist which could limit the ability of stockholders to sell their shares and limit potential purchasers from acquiring our common stock.

     We are not obligated by contract or otherwise to issue any securities and there are not outstanding any securities that are convertible into or exchangeable for shares of our common stock.

SHARES AVAILABLE FOR FUTURE SALE

     All outstanding shares of our common stock are "restricted securities," as that term is defined under Rule 144 promulgated under the Securities Act of 1933
(Securities Act), because they were issued in a private transaction not involving a public offering. Accordingly, none of the outstanding shares of our common stock may be resold, transferred, pledged as collateral or otherwise disposed of unless such transaction is registered under the Securities Act or an exemption from registration is available. In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration of such transferred shares under the Securities
Act.

     Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, shell companies, like us, unless the following conditions are met:

     o    the issuer of the securities that was formerly a shell company has ceased to be a shell company;

     o    the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934;

     o    the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K;
          and

     o    at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

     Neither the Company nor its officers and director have any present plan, proposal, arrangement, understanding or intention of selling any unissued or outstanding shares of common stock in the public market subsequent to a Business
Combination. Nevertheless, in the event that a substantial number of shares of our common stock were to be sold in any public market that may develop for our securities subsequent to a Business Combination, such sales may adversely affect the price for the sale of the Company's common stock securities in any such trading market. We cannot predict what effect, if any, market sales of currently restricted shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time, if any.

DIVIDENDS.

     We have not paid any dividends on our common stock to date and do not presently intend to pay cash dividends prior to the consummation of a Business
Combination.

     The payment of any dividends subsequent to a Business Combination will be within the discretion of our then seated board of directors. Current management cannot predict the factors which any future board of directors would consider when determining whether or when to pay dividends.

RECENT SALES OF UNREGISTERED SECURITIES.

     Since inception, the Company has issued and sold the following securities without the benefit of registration under the Securities Act:

     Issuances Pursuant to Section 4(2) of the Securities Act:

     On November 2, 2007, the Company sold and issued 50,000,000 shares of common stock to the persons named in the table below at a price equal to the par value per share pursuant to the exemption from the registration provisions under the Securities Act afforded by Section 4(2) thereof:

NAME OF SUBSCRIBER                    NUMBER OF SHARES      TOTAL PURCHASE PRICE
------------------                    ----------------      --------------------

International Capital Partners, LLC         50,000,000                 $  500.00

ITEM 6. SELECTED FINANCIAL DATA.

     The information to be furnished under this Item 6 is not required of small reporting issuers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

GENERAL.

     We were formed to serve as a vehicle to acquire, through a capital stock exchange, merger, reverse acquisition, asset acquisition or other similar business combination, an operating or development stage business which desires to utilize our status as a reporting corporation under the Securities Exchange
Act of 1934. We have neither engaged in any operations nor generated any revenues during the twelve-month period ended December 31, 2008.

     We are currently in the process of evaluating and identifying targets for a
Business Combination. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a Business Combination.

     Our management will have broad discretion in identifying and selecting a prospective Target Business. We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. Our officers and director have never served in any capacity with a development stage public company that has identified and entered into a Business Combinations with a Target Business and they may not be successful in their efforts. To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations. Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

     We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction, in order to ensure that Business Combination qualifies as a "tax free" transaction under federal tax laws). The issuance of additional shares of our capital stock:

     o    will significantly reduce the equity interest of our stockholders; and

     o    will cause a change in likely result in the resignation or removal of current management.

     Our management anticipates that the Company likely will be able to affect only one Business Combination, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against potential gains from another.

LIQUIDITY AND CAPITAL RESOURCES.

     As of December 31, 2008, we had negligible assets, consisting exclusively of cash on hand of $122. We do not expect that our current cash reserve will be sufficient to cover our anticipated costs and expenses, which includes satisfying our reporting obligations under the Exchange Act and completing the identification and due diligence analysis of a Target Business and consummating a Business Combination. In the event we require additional cash for any purposes, we will rely on management to identify sources of or provide capital to cover such additional costs and expenses. If we are unable to identify sources of cash, we may have to discontinue our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information to be furnished under this Item 7A is not required of small reporting issuers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          AUDITED FINANCIAL STATEMENTS

                      INTERNATIONAL ENERGY HOLDINGS CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                               DECEMBER 31, 2008

                                    CONTENTS

INDEPENDENT AUDITOR'S REPORT..........................................F - 1

BALANCE SHEET.........................................................F - 2

STATEMENT OF OPERATIONS...............................................F - 3

STATEMENT OF STOCKHOLDERS' DEFICIT....................................F - 4

STATEMENT OF CASH FLOWS...............................................F - 5

NOTES TO FINANCIAL STATEMENTS.....................................F - 6 - F - 18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board Members
International Energy Holdings Corp.

I have audited the accompanying balance sheet of International Energy Holdings
Corp. (A Development Stage Company), as of December 31, 2008 and the related statements of operation, stockholders' deficit and loss, and cash flows for the years ended December 31, 2008 and 2007.

These financial statements are the responsibility of the company's management.
My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Energy Holdings Corp.
(A Development Stage Company) as of December 31, 2008, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of
America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note H to the financial statements, the Company is in the development stage, has suffered a loss, has a net capital deficiency and has yet to generate an internal cash flow. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note E. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Traci J. Anderson, CPA
Huntersville, NC

March 12, 2009

                                      F - 1

                       INTERNATIONAL ENERGY HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                                                                   AS OF
                                                                                        DECEMBER 31,    DECEMBER 31,
                                                                                           2008            2007
                                                                                         --------        --------

                                           ASSETS

CURRENT ASSETS:
     Cash                                                                                $    122        $ 17,500
                                                                                         --------        --------
       TOTAL CURRENT ASSETS                                                                   122          17,500
                                                                                         ========        ========
       TOTAL ASSETS                                                                      $    122        $ 17,500
                                                                                         ========        ========

                            LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Note Payable - current                                                              $ 20,650        $ 17,000
     Accounts Payable                                                                           -          12,173
     Accrued Interest                                                                       1,113           2,500
                                                                                         --------        --------
       TOTAL CURRENT LIABILITIES                                                           21,763          31,673
                                                                                         --------        --------
       TOTAL LIABILITIES                                                                   21,763          31,673
                                                                                         --------        --------
     Preferred stock ($0.00001 par value; 100,000,000 shares authorized; no shares
       issued and outstanding at December 31, 2008)                                             -               -
     Common stock ($0.00001 par value; 400,000,000 shares authorized:
       50,000,000 issued and outstanding at December 31, 2008)                                500             500
     Paid in Capital                                                                        5,000           5,000
     Retained Deficit                                                                     (27,141)        (19,673)
                                                                                         --------        --------
       TOTAL STOCKHOLDERS' DEFICIT                                                        (21,641)        (14,173)
                                                                                         --------        --------

           TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $    122        $ 17,500
                                                                                         ========        ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                      F - 2

                       INTERNATIONAL ENERGY HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                                                                 CUMULATIVE
                                                               FOR THE YEARS ENDED                 TOTALS
                                                         DECEMBER 31,         DECEMBER 31,          SINCE
                                                            2008                 2007             INCEPTION
                                                         ------------        ------------        ------------

REVENUES:
      Income                                             $          -        $          -        $          -
                                                         ------------        ------------        ------------
         Total Revenue                                              -                   -                   -
                                                         ------------        ------------        ------------

EXPENSES:
      Professional Fees                                         6,355              19,673              26,028
                                                         ------------        ------------        ------------
         Total Expenses                                         6,355              19,673              26,028
                                                         ------------        ------------        ------------

                  Loss from operations                         (6,355)            (19,673)            (26,028)

OTHER INCOME/(EXPENSE)
      Interest Expense                                         (1,113)                  -              (1,113)
                                                         ------------        ------------        ------------
            Total Other Income/(Expense)                       (1,113)                  -              (1,113)
                                                         ------------        ------------        ------------
                  NET LOSS                               $     (7,468)       $    (19,673)       $    (27,141)
                                                         ============        ============        ============

Basic and fully diluted net loss per common share:       $      (0.00)       $      (0.00)       $      (0.00)
                                                         ============        ============        ============

Weighted average common shares outstanding                 50,000,000          50,000,000          50,000,000
                                                         ============        ============        ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                      F - 3

                       INTERNATIONAL ENERGY HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                          Common Stock              Preferred stock         Additional
                                  --------------------------    -----------------------       Paid-in         Deficit
                                     Shares        Amount          Shares       Amount        Capital       Accumulated
                                  -----------    -----------    -----------  -----------    -----------     -----------

Balances, November 2, 2007
(inception)                       $         -    $         -    $         -  $         -    $         -     $         -

Net loss                                    -              -              -            -              -         (19,673)

Capital Contributions                       -              -              -            -          5,000               -

Issuance of common shares          50,000,000            500              -            -              -               -
                                  -----------    -----------    -----------  -----------    -----------     -----------

Balances, December 31, 2007        50,000,000    $       500              -  $         -    $     5,000     $   (19,673)

Net loss                                    -              -              -            -              -          (7,468)

Capital Contributions                       -              -              -            -              -               -
                                  -----------    -----------    -----------  -----------    -----------     -----------

Balances, December 31, 2008        50,000,000    $       500              -  $         -    $     5,000     $   (27,141)
                                  ===========    ===========    ===========  ===========    ===========     ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                      F - 4

                      INTERNATIONAL ENERGY HOLDINGS CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS

                                                                                                           CUMULATIVE
                                                                               FOR THE YEARS ENDED           TOTALS
                                                                          DECEMBER 31,     DECEMBER 31,      SINCE
                                                                              2008            2007          INCEPTION
                                                                            --------        --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $ (7,468)       $(19,673)       $(27,141)
  Adjustments to reconcile net (loss) to net cash used in operations:
    Changes in Assets and Liabilities:
      Increase/(decrease) in Accounts Payable                                (12,173)         12,173               -
      Increase/(decrease) in Accrued Expenses                                 (1,387)          2,500           1,113
                                                                            --------        --------        --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (21,028)         (5,000)        (26,028)
                                                                            --------        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Note Payable                                                             3,650          17,000          20,650
      Capital Contributions                                                        -           5,000           5,000
      Capital Stock purchase                                                       -             500             500
                                                                            --------        --------        --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  3,650          22,500          26,150
                                                                            --------        --------        --------

      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (17,378)         17,500             122

      CASH AND CASH EQUIVALENTS,
          BEGINNING OF THE PERIOD                                             17,500               -               -
                                                                            --------        --------        --------

          END OF THE PERIOD                                                 $    122        $ 17,500        $    122
                                                                            ========        ========        ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                      F - 5

                       INTERNATIONAL ENERGY HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY - International Energy Holdings Corp. ("The Company") was
organized under the laws of the State of Nevada on November 2, 2007 as a corporation. The Company's objective is to acquire or merge with a target business or company in a business combination.

BASIS OF PRESENTATION - The financial statements included herein were prepared under the accrual basis of accounting.

CASH AND CASH EQUIVALENTS - For purposes of the Statement of Cash Flows, the
Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

MANAGEMENT'S USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of
America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statements above reflect all of the costs of doing business.

REVENUE RECOGNITION - The Company's policy is to recognize income when it is earned.

COMPREHENSIVE INCOME (LOSS) - The Company adopted Financial Accounting Standards
Board Statement of Financial Accounting Standards (SFAS) No. 130, "REPORTING
COMPREHENSIVE INCOME", which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

NET INCOME PER COMMON SHARE - Statement of Financial Accounting Standard (SFAS)
No. 128 requires dual presentation of basic and diluted earnings per share (EPS)
with a reconciliation of the numerator and denominator of the EPS computations.
Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required to net income for the period presented in the computation of diluted earnings per share.

DEFERRED TAXES

Income taxes are provided in accordance with Statement of Financial Accounting
Standards No. 109 (SFAS No. 109), "ACCOUNTING FOR INCOME TAXES." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

                                      F - 6

                       INTERNATIONAL ENERGY HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2008

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

ACCOUNTS RECEIVABLE - Accounts deemed uncollectible are written off in the year they become uncollectible. As of December 31, 2008 the balance in Accounts
Receivable was $0.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

IMPAIRMENT OF LONG-LIVED ASSETS - The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial
Accounting Standards No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF
LONG-LIVED ASSETS" ("SFAS 144'). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the year ended December 31,
2008.

STOCK-BASED COMPENSATION - The Company accounts for stock-based compensation using the fair value method of Financial Accounting Standard No. 123R. This
Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

RECENT ACCOUNTING PRONOUNCEMENTS - In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value for Financial Assets
and Financial Liabilities - including an amendment of FASB Statement No. 115".
This statement permits entities to choose to measure many financial instruments and certain other items at value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. Effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, FAIR VALUE
MEASUREMENTS. No entity is permitted to apply the Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of the
Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. Adoption of this standard is not expected to have a material effect on the Company's results of operations or its financial position.

                                      F - 7

                       INTERNATIONAL ENERGY HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2008

In December 2007, the FASB revised Statement of Financial Accounting Standards
No. 141, "Business Combinations". The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The Statement establishes principles and requirements for how the acquirer:

     a.   Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

     b.   Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

     c.   Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

RECENT ACCOUNTING PRONOUNCEMENTS (CONT'D)

In December 2007, the FASB issued Statement of Financial Accounting Standards
No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an
amendment of ARB No. 51". The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:

     >>   The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity.

     >>   The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.

                                      F - 8

                       INTERNATIONAL ENERGY HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2008

     >>   Changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for consistently.

     >>   The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontroling equity investment rather than the carrying amount of that retained investment.

     >>   Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

This statement is effective for annual periods beginning after December 15,
2008. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In March 2008, the FASB issued Statement of Financial Accounting Standards No.
161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133". This statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement changes the disclosure requirements for derivative instruments and hedging activities.
Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.
This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

NOTE B - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the year ended December
31, 2008 is summarized as follows:

Cash paid during the period ended December 31, 2008 for interest and income taxes:

Income Taxes                       $ -
Interest                           $ -

NOTE C - SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN
ENTERPRISE AND RELATED INFORMATION." This statement requires companies to report information about operating segments in interim and annual financial statements.
It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2008.

                                      F - 9

                       INTERNATIONAL ENERGY HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2008

NOTE D - INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes as of December 31, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company's total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2008 is as follows:

Total Deferred Tax Asset       $(9,200)
Valuation Allowance              9,200
                               -------
Net Deferred Tax Asset         $     -
                               =======

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the period from inception through December 31,
2008 is as follows:

Income tax computed at the federal statutory rate          34.0%
State income tax, net of federal tax benefit                0.0%
                                                        -------
      Total                                                34.0%
Valuation allowance                                       (34.0)%
                                                        -------
Total deferred tax asset                                    0.0%
                                                        =======

Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased
(decreased) by approximately $7,468 during the four months ended December 31,
2008 and $19,673 for the period from inception (November 2, 2007) through
December 31, 2007.

As of December 31, 2008, the Company had a federal and state net operating loss carry forward in the amount of approximately $27,141 which expires in the year
2028.

                                      F - 10

                       INTERNATIONAL ENERGY HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2008

NOTE E - GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered a loss from operations to date. It has experienced a loss of $27,141 since inception and has a negative working of capital. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to increase sales in an effort to generate positive cash flow. Additionally, the Company must continue to rely upon equity infusions from investors in order to improve liquidity and sustain operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE F - COMMITMENTS

As of December 31, 2008, the Company had no commitments.

NOTE G - CAPITAL STOCK

The Company is authorized to issue 400,000,000 common shares at $.00001 par value per share.

During the period from inception (November 2, 2007) through December 31, 2008, the Company issued 50,000,000 to the following:

International Capital Partners, LLC             50,000,000

The Company is authorized to issue 100,000,000 preferred shares at $.00001 par value per share. During the period from inception (November 2, 2007) through
December 31, 2008, the Company issued no preferred shares.

NOTE H - DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of December 31, 2008 and to date has had no significant operations. Recovery of the Company's assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure.

NOTE I - NOTE PAYABLE

The Note Payable outstanding is listed as follows:

Note payable, 7% interest, due on demand        $   20,650

                                      F - 11

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

     There are not and have not been any disagreements between the Company and our independent accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of the end of the year covered by this Annual Report, management performed, with the participation of our Principal Executive and Financial
Officer, or PEO, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our PEO, to allow timely decisions regarding required disclosures. Based on this evaluation, our PEO has concluded that the Company's disclosure controls and procedures were effective as of
December 31, 2008.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and
15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States, or GAAP. A company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the board of directors of the Company; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management, with the participation of our PEO, assessed the effectiveness of our internal control over financial reporting as of December
31, 2008. Management concluded that, as of December 31, 2008, the Company's internal control over financial reporting was effective.

     This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

     None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     The table sets forth information as of the date of this report with respect to our management:

        NAME                   AGE                       TITLE
------------------------- -------------- ---------------------------------------

J. Ram Ajjarapu                40                 President and Director
Aruna Raj Ajjarapu             34         Vice President, Treasurer and Director

J. RAM AJJARAPU. has been a board member and Chief Executive Officer since
November 2, 2007 (date of Inception) Mr. Ajjarapu has been President and Chief
Executive Officer of NexGen Biofuels, Inc. since August 2006and Nexgen Biofuels,
Ltd. Since December 31, 2007. Prior to joining NexGen Bio, Mr. Ajjarapu served as President and a director of American Ethanol until he left the company in
July 2006. In 2004, he co-founded Wahoo Ethanol, LLC and Sutton Ethanol, LLC and served as Managing Member until both were sold to American Ethanol in January
2006. While at Wahoo and Sutton, Mr.Ajjarapu negotiated EPC (Engineering
Procurement and Construction) agreements, as well as procurement and off-take agreements. Mr. Ajjarapu was also instrumental in obtaining Tax Increment
Financing (TIF) of $10 million for each company, as well as sales tax refunds and community grants. In 1995, he co-founded and served as President and
Director for 10-years of Global Information Technology, Inc, an IT outsourcing and system design company. He co-founded and also served as Managing Director for an Indian outsourcing company from 1997 to 2004. He received a Bachelors degree in Electronics and Communication Engineering from The Institute of
Engineer (India) and a Masters in Business Administration from University of
South Florida.

ARUNA RAJ AJJARAPU. She has 10+ experience in finance, administration and HR activities. She has been working as HR Manager with Global Information
Technology in Florida and last 2 years with NexGen Biofuels Ltd. She is an entrepreneur with investments in Real Estate, IT, Biofuels both in USA and
India. She did Bachelors in Commerce (B.Com) and graduated from Osmania
University , India.

     The term of office of each director expires at the Company's annual meeting of stockholders or until their successors are duly elected and qualified.
Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

     The term of office of our director expires at the Company's annual meeting of stockholders or until his successor is duly elected and qualified. Our director is not compensated for serving as such. Officers serve at the discretion of the board of directors.

     Conflicts of Interest.

     Our management may become involved in the future with other companies that have a business purpose similar to our. In such case, potential investors should be aware of the following potential conflicts of interest:

     o    Our officers and director are not required to nor will they commit his full time to our affairs and, accordingly, he may have conflicts of interest in allocating management time among various business activities.

     o    Our officers and director may in the future engage in any business activities without restriction, including other shell companies that have a business purpose similar to our company's.

     o    In the course of their other business activities, our officers and director may become aware of business opportunities that may be appropriate for presentation to us as well as to the other businesses with which they are affiliated.

     In general, officers and directors of a corporation incorporated under the laws of the State of Nevada are required to present business opportunities to a corporation if:

     o    the corporation could financially undertake the opportunity;

     o    the opportunity is within the corporation's line of business; and

     o    it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

     Accordingly, as a result of multiple business affiliations, our officers and director may have similar legal obligations with respect to presenting business opportunities meeting the above-listed criteria to multiple entities.
In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any conflicts that may arise will be resolved in our favor. Under Nevada law and our articles of incorporation, our board of directors has the power to renounce in advance, our interest or expectancy in specified business opportunities or specified classes or categories of business opportunities that are presented to us or to any of our officers, directors or stockholders and may from time to time do.

SECTION 16 COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires officers, directors and persons who own more than 10% of a registered class of our equity securities of a company that has a class of common stock registered under the
Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all forms filed pursuant to Section 16(a).

     Based solely on a review of the copies of such reports furnished to us and written representations from our officers and director that no other reports were required, to our knowledge, we believe that our officers, director and stockholders complied with all of the Section 16(a) filing requirements applicable to them with respect to 2008, except that the annual statements to report changes in beneficial ownership were filed late.

CODE OF ETHICS.

     The Company has not adopted a code of ethics. Given the nature of the
Company's business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires a code of ethics at this time. The board of directors takes the position that management of a Target Business will adopt a code of ethics that will be suitable for its operations after the Company consummates a Business
Combination.

AUDIT COMMITTEE.

     The board of directors has not established an audit committee nor adopted an audit committee charter, rather, the entire board of directors serves the functions of an audit committee. Given the nature of the Company's business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires an audit committee at this time. The board of directors takes the position that management of a Target
Business will make a determination as to whether establish an audit committee and adopt an audit committee charter that will be suitable for its operations after the Company consummates a Business Combination.

STOCKHOLDER COMMUNICATIONS.

     The board of directors has not adopted a process for security holders to send communications to the board of directors. Given the nature of the Company's business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires a process for security holders to send communications to the board of directors at this time.
The board of directors takes the position that management of a Target Business will establish such a process that will be appropriate for its operations after the Company consummates a Business Combination.

ITEM 11. EXECUTIVE COMPENSATION.

     The Company has not paid any cash compensation to any person since inception and will not pay any compensation until it affects a Business
Combination, at which time compensation shall be in the discretion of then current management. Current management expects to devote only such time to the affairs of the Company as required to affect the Company's business plan.

     The Company has not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of its employees.

     The Company does not have a compensation committee. Given the nature of the
Company's business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires a compensation committee at this time. The board of directors takes the position that management of a Target Business will take such action to establish and seat a compensation committee that will be suitable for its operations at such time as the Company consummates a Business Combination, if ever.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS.

     The following table sets forth, as of March 25, 2009, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of our director and executive officers. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

     The applicable percentage of ownership is based on 50,000,000 shares outstanding as of March 25, 2009.

NAME OF                                      AMOUNT OF                 PERCENT OF OUTSTANDING
BENEFICIAL OWNER (1)                    BENEFICIAL OWNERSHIP         SHARES OF CLASS OWNED (2)
----------------------------------- ----------------------------- --------------------------------

International Capital Partners, LLC          50,000,000                         100

(1) The address for each of the persons named in the table above is c/o the
Company.

(2) Aruna Raj Ajjarapu is the controlling shareholder of International Capital
Partners, LLC

COMPENSATION PLANS.

     We have not adopted any compensation plans for the benefit of our employees, representatives or consultants. The Company does not have outstanding any options, warrants or other rights outstanding that entitle anyone to acquire shares of capital stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE.

RELATED PARTY TRANSACTIONS.

     On March 13, 2008, the Company executed a promissory note in favor of
International Capital Partners, LLC, a limited liability company of which Aruna
Raj Ajjarapu, our vice President, Treasurer and Director, is the controlling shareholder, in the principal amount of $3,650 payable on demand with interest calculated at the rate of 7% per annum, which evidences funds loaned to the
Company since inception. The proceeds from the loan were utilized by the Company to cover the costs and expenses incurred and to be incurred in connection with the organization of the Company, the preparation and filing of this Registration
Statement and the due diligence process. As of December 31, 2008, total interest accrued o the loan aggregated $1.113.

DIRECTOR INDEPENDENCE.

     The Company has not established its own definition for determining whether its directors and nominees for directors are "independent" nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system.

     Current management cannot predict whether incoming management of a Target
Business upon the consummation of a Business Combination, if such transaction occurs, will adopt a definition of "independence" or establish any committees of the board, such as an audit committee, a compensation committee or nominating committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES. The aggregate fees billed for professional services rendered by
Traci J. Anderson, CPA for the audits of the Company's annual financial statements for the fiscal year ending on December 31, 2008 for the fiscal year were $2,500.

ALL OTHER FEES. The aggregate fees billed for services rendered to the Company by Traci J. Anderson, CPA, other than the audit services, audit-related services, and tax services, were $0 for the 2008 fiscal year.

PRE-APPROVAL POLICY. The Company has not established an audit committee nor adopted an audit committee charter. Rather, it is the responsibility of the entire board of directors to serve the functions of an audit committee and to pre-approve all audit and permitted non-audit services to be performed by the independent auditors, such approval to take place in advance of such services when required by law, regulation, or rule, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities
Exchange Act of 1934 that are approved by the board prior to completion of the audit.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  Financial Statements

     The following financial statements are filed as part of this report:

     The financial statements of International Energy Holdings Corp.and the report of independent registered public accounting firm thereon are set forth under Part II, Item 8 of this report.

          Balance Sheet as of December 31, 2008.

          Statement of Income for the period from inception through December 31,
          2008.

          Statement of Changes in Stockholders' Equity for the period from inception through December 31, 2008.

          Statement of Cash Flows for the period from inception through December
          31, 2008.

          Notes to Financial Statements.

(b)  Exhibits.

     The following are filed as exhibits to this report:

Exhibit No.     Description
-----------     ----------------------------------------------------------------

   31.1         Certification of Principal Executive Officer and Principal
                Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

   32.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2009.

                                             INTERNATIONAL ENERGY HOLDINGS CORP.

                                             By: /s/ J. RAM AJJARAPU
                                             -----------------------
                                             J. Ram Ajjarapu

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2009.

SIGNATURE                             TITLE

/s/  J. RAM AJJARAPU                  President, and Director
--------------------
J. Ram Ajjarapu

