Form 10-Q
period 2009-03-31
International Energy Holdings Corp.
filed 2009-05-14
CIK 1417872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         For the quarterly period ended

                                 MARCH 31, 2009

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from to

                          Commission File No. 000-53302

                       INTERNATIONAL ENERGY HOLDINGS CORP.
             (Exact name of Registrant as specified in its charter)

                  Nevada                                    26-1374664
     (State or other jurisdiction of             (I.R.S. Employer Identification
     incorporation or organization)                          Number)

         9120 Rockrose Dr., Tampa, FL                         33647
 (Address of principal executive offices)               (Zip/Postal Code)

                                 (813) 293-3534
                               (TELEPHONE NUMBER)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] YES     [_] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                               [X] YES     [_] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

[_]  Large accelerated filer
[_]  Accelerated filer
[_]  Non-accelerated filer (Do not check if a smaller reporting company)
[X]  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).

                               [X] YES     [_] NO

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. There were 50,000,000 common stock shares as of March 31, 2009.

Note Regarding FORWARD-LOOKING STATEMENTS

In addition to historical information, this Report contains forward-looking statements. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans,"
and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to; those discussed in Part Item 2 of this Report, the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATION and Part II Item 1a Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof and are in all cases subject to the Company's ability to cure its current liquidity problems. There is no assurance that the Company will be able to generate sufficient revenues from its current business activities to meet day-to-day operation liabilities or to pursue the business objectives discussed herein.

The forward-looking statements contained in this Report also may be impacted by future economic conditions. Any adverse effect on general economic conditions and consumer confidence may adversely affect the business of the Company.
International Energy Holdings Corp. undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition, readers should carefully review the factors described in other documents the Company files from time to time with the
Securities and Exchange Commission.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                 3
   ITEM 1. FINANCIAL STATEMENTS                                                3
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                           4
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         10
   ITEM 4. CONTROLS AND PROCEDURES                                            12
   INTRODUCTION                                                                4
PART II - OTHER INFORMATION                                                   13
   ITEM 1. LEGAL PROCEEDINGS                                                  13
   ITEM 1A. RISK FACTORS                                                      13
   ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS        19
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                    19
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                19
   ITEM 5. OTHER INFORMATION                                                  19
   ITEM 6. EXHIBITS                                                           19

                      INTERNATIONAL ENERGY HOLDINGS CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
================================================================================

                                                                                                  AS OF
                                                                                      MARCH 31, 2009  DECEMBER 31, 2008
                                                                                         --------        --------

                                         ASSETS

CURRENT ASSETS:
     Cash                                                                                $    122        $    122
                                                                                         --------        --------
       TOTAL CURRENT ASSETS                                                                   122             122
                                                                                         ========        ========
       TOTAL ASSETS                                                                      $    122        $    122
                                                                                         ========        ========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Note Payable - current                                                              $ 23,150        $ 20,650
     Accounts Payable                                                                    $  8,810        $      -
     Accrued Interest                                                                       1,435           1,113
                                                                                         --------        --------
       TOTAL CURRENT LIABILITIES                                                           33,395          21,763
                                                                                         --------        --------
       TOTAL LIABILITIES                                                                   33,395          21,763
                                                                                         --------        --------
STOCKHOLDERS' DEFICIT
     Preferred stock ($0.00001 par value; 100,000,000 shares authorized; no shares
       issued and outstanding at March 31, 2009 and December 31, 2008)                          -               -
     Common stock ($0.00001 par value; 400,000,000 shares authorized:
       50,000,000 issued and outstanding at March 31, 2009 and December 31, 2008              500             500
     Paid in Capital                                                                        5,000           5,000
     Retained Deficit                                                                     (38,773)        (27,141)
                                                                                         --------        --------
       TOTAL STOCKHOLDERS' DEFICIT                                                        (33,273)        (21,641)
                                                                                         --------        --------
           TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $    122        $    122
                                                                                         ========        ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                     F - 1

                       INTERNATIONAL ENERGY HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
================================================================================

                                                                                                             CUMULATIVE
                                                                                                                TOTALS
                                                                FOR THE THREE MONTHS ENDED                      SINCE
                                                            MARCH 31, 2009         MARCH 31, 2008             INCEPTION
                                                            -------------           -------------           -------------
REVENUES:
      Income                                                $           -           $           -           $           -
                                                            -------------           -------------           -------------
         Total Revenue                                                  -                       -                       -
                                                            -------------           -------------           -------------

EXPENSES:
      Professional Fees                                            11,311                   4,855                  37,338
                                                            -------------           -------------           -------------
         Total Expenses                                            11,311                   4,855                  37,338
                                                            -------------           -------------           -------------

                  Loss from operations                            (11,311)                 (4,855)                (37,338)

OTHER INCOME/(EXPENSE)
      Interest Expense                                               (321)                      -                  (1,435)
                                                            -------------           -------------           -------------
            Total Other Income/(Expense)                             (321)                      -                  (1,435)
                                                            -------------           -------------           -------------
                  NET LOSS                                  $     (11,632)          $      (4,855)          $     (38,773)
                                                            =============           =============           =============
Basic and fully diluted net loss per common share:          $       (0.00)          $       (0.00)          $       (0.00)
                                                            =============           =============           =============

Weighted average common shares outstanding                     50,000,000              50,000,000              50,000,000
                                                            =============           =============           =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                     F - 2

                       INTERNATIONAL ENERGY HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
================================================================================

                                            Common Stock                  Preferred stock           Additional
                                   ------------------------------    ---------------------------      Paid-in            Deficit
                                     Shares             Amount          Shares          Amount        Capital          Accumulated
                                   -----------        -----------    -----------     -----------    -----------        -----------

Balances, December 31, 2007        $50,000,000        $       500    $         -     $         -    $     5,000        $   (19,673)

Net loss                                     -                  -              -               -              -             (7,468)

Issuance of common shares                    -                  -              -               -              -                  -
                                   -----------        -----------    -----------     -----------    -----------        -----------

Balances, December 31, 2008         50,000,000        $       500              -     $         -    $     5,000        $   (27,141)

Net loss                                     -                  -              -               -              -            (11,632)

Capital Contributions                        -                  -              -               -              -                  -
                                   -----------        -----------    -----------     -----------    -----------        -----------

Balances, March 31, 2009            50,000,000        $       500              -     $         -    $     5,000        $   (38,773)
                                   ===========        ===========    ===========     ===========    ===========        ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                     F - 3

                       INTERNATIONAL ENERGY HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
================================================================================

                                                                                                               CUMULATIVE
                                                                                                                TOTALS
                                                                             FOR THE THREE MONTHS ENDED          SINCE
                                                                           MARCH 31, 2009  MARCH 31, 2008      INCEPTION
                                                                              --------         --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                   $(11,632)        $ (4,855)        $(38,773)
   Adjustments to reconcile net (loss) to net cash used in operations:
     Changes in Assets and Liabilities:
       Increase/(decrease) in Accounts Payable                                   8,810          (12,173)           8,810
       Increase/(decrease) in Accrued Expenses                                     322           (2,500)           1,435
                                                                              --------         --------         --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (2,500)         (19,528)         (28,528)
                                                                              --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Note Payable                                                              2,500            2,100           23,150
       Capital Contributions                                                         -                -            5,000
       Capital Stock purchase                                                        -                -              500
                                                                              --------         --------         --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   2,500            2,100           28,650
                                                                              --------         --------         --------

       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          -          (17,428)             122

       CASH AND CASH EQUIVALENTS,
           BEGINNING OF THE PERIOD                                                 122           17,500                -
                                                                              --------         --------         --------

           END OF THE PERIOD                                                  $    122         $     72         $    122
                                                                              ========         ========         ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                     F - 4

                       INTERNATIONAL ENERGY HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             NOTES TO THE UNAUDITED
                              FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2009
================================================================================

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

ACCOUNTS RECEIVABLE - Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2009 the balance in Accounts
Receivable was $0.

                                     F - 5

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

IMPAIRMENT OF LONG-LIVED ASSETS - The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial
Accounting Standards No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF
LONG-LIVED ASSETS" ("SFAS 144'). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended March 31, 2009.

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

RECENT ACCOUNTING PRONOUNCEMENTS - In March 2008, the FASB issued Statement of
Financial Accounting Standards No. 161, "Disclosures about Derivative
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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted
Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the
United States. It is effective 60 days following the SEC's approval of the
Public Company Accounting Oversight Board amendments to AU Section 411, "The
Meaning of Present Fairly in Conformity With Generally Accepted Accounting
Principles." The adoption of this statement is not expected to have a material effect on the Company's financial statements.

                                     F - 6

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

RECENT ACCOUNTING PRONOUNCEMENTS (CONT.)

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee
Insurance Contracts - An interpretation of FASB Statement No. 60." SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts.
It is effective for financial statements issued for fiscal years beginning after
December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE B - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the Period ended March 31,
2009 is summarized as follows:

Cash paid during the period ended March 31, 2009 for interest and income taxes:

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
It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2009.

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

                                     F - 7

NOTE D - INCOME TAXES (CONT.)

The Company's total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2008 is as follows:

          Total Deferred Tax Asset           $        (9,200)
          Valuation Allowance                          9,200
                                             ---------------
          Net Deferred Tax Asset             $             -
                                             ===============

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the period from inception through December 31,
2008 is as follows:

          Income tax computed at the federal statutory rate               34.0%
          State income tax, net of federal tax benefit                     0.0%
                                                                     ---------
                Total                                                     34.0%
          Valuation allowance                                            (34.0)%
                                                                     ---------
          Total deferred tax asset                                         0.0%
                                                                     =========

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

NOTE E - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $38,773, used cash from operations of $5,378 since its inception, and has a negative working capital of $33,273 at March 31, 2009.

The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company's ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management's plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

                                     F - 8

NOTE F - COMMITMENTS

As of March 31, 2009, the Company had no commitments.

NOTE G - CAPITAL STOCK

The Company is authorized to issue 400,000,000 common shares at $.00001 par value per share.

During the period from inception (November 2, 2007) through March 31, 2009, the
Company issued 50,000,000 to the following:

         International Capital Partners, LLC 50,000,000

The Company is authorized to issue 100,000,000 preferred shares at $.00001 par value per share. During the period from inception (November 2, 2007) through
March 31, 2009, the Company issued no preferred shares.

NOTE H - DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of March 31, 2009 and to date has had no significant operations. Recovery of the Company's assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure.

NOTE I - NOTE PAYABLE

The Note Payable outstanding is listed as follows:

Note payable, 7% interest, due on demand                $     23,150

                                     F - 9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Financial
Statements and related notes thereto included elsewhere in this report.

INTRODUCTION

The following Management Discussion and Analysis of Financial Condition and
Results of Operations was prepared by management and discusses material changes in the financial condition and results of operations and cash flows for 1st quarter ended March 31, 2009 and 2008 for International Energy Holdings Corp..
Such discussion and comments on the liquidity and capital resources should be read in conjunction with the information contained in the accompanying unaudited consolidated financial statements prepared in accordance with U.S. GAAP.

The discussion and comments contained hereunder include both historical information and forward-looking information. The forward-looking information, which generally is information stated to be anticipated, expected, or projected by management, involves known and unknown risks, uncertainties and other factors that may cause the actual results and performance to be materially different from any future results and performance expressed or implied by such forward-looking information. Potential risks and uncertainties include risks and uncertainties set forth under the heading "Risk Factors" and elsewhere in this
Form 10-Q.

CORPORATE OVERVIEW

(a) Business Development

International Energy Holdings Corp. (the "Company", "We, "Our" or the
"Registrant") was incorporated in the State of Nevada on November 2, 2007 Since
inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made efforts to identify a possible business combination. As a result, the Company has conducted negotiations and entered into a letter of intent with OSR Solutions, Inc.

Forward Looking Statements

Certain matters discussed herein may constitute forward-looking statements and as such may involve risks and uncertainties. In this report, the words
"anticipates," "believes," "expects," "intends," "future" and similar expressions identify certain forward-looking statements. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operation" We undertake no obligation to update or revise such forward-looking statements.

(b) Business of Issuer

The Company, based on proposed business activities, is a "blank check" company.
The Securities and Exchange Commission ("SEC") defines such a company as "a development stage company that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person and is issuing
`penny stock,' as defined in Rule 3a-51-1 under the Securities Exchange Act of
1934 ("Exchange Act"). Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent that desires to employ our funds in its business. The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities has and will be undertaken by or under the supervision of the officers and directors of the Registrant. The
Registrant has considered potential acquisition transactions with several companies, but as of this date has not entered into any definitive agreement with any party. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

     (a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

     (b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

     (c) Strength and diversity of management, either in place or scheduled for recruitment;

     (d) Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

     (e) The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

     (f) The extent to which the business opportunity can be advanced;

     (g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

     (h) Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data.
Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant's limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

On March 2, 2009 Aruna Raj Ajjarapu resigned as President of the Corporation.
James McAlinden was elected to the Board of Directors. J. Ram Ajjarapu was appointed President and Chief Financial Officer and will continue as Chief
Executive Officer. James McAlinden was appointed Secretary of International
Energy Holdings Corp.

J. RAM AJJARAPU. has been a board member and Chief Executive Officer since
November 2, 2007 (date of Inception) . Mr. Ajjarapu has been President and Chief
Executive Officer of NexGen Biofuels, Inc. since August 2006and Nexgen Biofuels,
Ltd. Since December 31, 2007. Prior to joining NexGen Bio, Mr. Ajjarapu served as President and a director of American Ethanol until he left the company in
July 2006. In 2004, he co-founded Wahoo Ethanol, LLC and Sutton Ethanol, LLC and served as Managing Member until both were sold to American Ethanol in January
2006. While at Wahoo and Sutton, Mr.Ajjarapu negotiated EPC (Engineering
Procurement and Construction) agreements, as well as procurement and off-take agreements. Mr. Ajjarapu was also instrumental in obtaining Tax Increment
Financing (TIF) of $10 million for each company, as well as sales tax refunds and community grants. In 1995, he co-founded and served as President and
Director for 10-years of Global Information Technology, Inc, an IT outsourcing and system design company. He co-founded and also served as Managing Director for an Indian outsourcing company from 1997 to 2004. He received a Bachelors degree in Electronics and Communication Engineering from The Institute of
Engineer (India) and a Masters in Business Administration from University of
South Florida.

James McAlinden, Director and Secretary, 30 years of entrepreneurial history with a proven start-up and turn-around record developing and implementing growth and cost-reducing financial and operational controls that improve profitability, leverage asset portfolio to maximum impact and position firms to confer marketplace competitive advantage. Jim utilized his strategic planning skills with operational-management abilities reflected in several turn around and growth successes. He has been involved with and spearheaded several M & A's utilizing his knowledge of SEC regulations and SOX.

FORM OF ACQUISITION

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the
Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common stock or other securities of the
Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon the issuance to the stockholders of the acquired company of at least 80 percent of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the
Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares.
This could result in substantial additional dilution to the equity of those who were stockholders of the Registrant prior to such reorganization.

The present stockholders of the Registrant will likely not have control of a majority of the voting shares of the Registrant following a reorganization transaction. As part of such a transaction, all or a majority of the
Registrant's directors may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and may also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments, will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate they will devote only several hours per week to our business until the acquisition of a successful business opportunity has been consummated. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

(c) Reports to security holders.

     (1) The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

     (2) The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Securities
Exchange Act of 1934, as amended.

     (3) The public may read and copy any materials the Company files with the
SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington,
D.C. 20549. The public may obtain information on the operation of the Public
Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

RECENT DEVELOPMENTS

APRIL 9, 2009 International Energy Holdings Corp. entered into a non binding
Letter of Intent to acquire OSR Solutions, Inc. International Energy Holding
Corp is required to form a subsidiary by the name of OSR Acquisition Corp. OSR
Acquisition Corp shall acquire shares from OSR Solutions, Inc. representing 100%
of the ownership of OSR provided that certain contracts and liabilities of OSR shall be terminated, settled or assumed by OSR prior to the closing. The Letter of Intent is exhibit 1. of this report.

OSR SOLUTIONS INC.

A Contract Research Organization, also called a Clinical Research Organization,
(CRO) is a service organization that provides support to the pharmaceutical/biotech industry. CROs offer clients a wide range of "outsourced"
pharmaceutical research services to aid in the drug and medical device research
& development process. In the Code of Federal Regulations (CFR), the U.S. Food
and Drug Administration regulations state that a CRO is "a person [i.e., a legal person, which may be a corporation] that assumes, as an independent contractor with the sponsor, one or more of the obligations of a sponsor, e.g., design of a protocol, selection or monitoring of investigations, evaluation of reports, and preparation of materials to be submitted to the Food and Drug Administration."

Services offered by CROs include: product development, formulation and manufacturing; clinical trial management (preclinical through phase IV);
clinical, medical and safety monitoring; preclinical, toxicology, and clinical laboratory services for processing trial samples; data management, biostatistics and medical writing services for preparation of FDA New Drug Applications (NDA),
Abbreviated New Drug Application (ANDA), or Biologics License Application (BLA);
regulatory affairs support; and many other complementary services. CROs range from large, international full service organizations to small, niche specialty groups and can offer their clients the experience of moving a new drug or device from its conception to FDA marketing approval without the drug sponsor having to maintain a staff for these services.

APRIL 17, 2009 International Energy Holdings Corp entered into a non binding letter of Intent with MezzCap Partners for the purpose of securing $3.5 Million of financing to fund the acquisition of OSR Solutions, Inc. The Letter of Intent is exhibit 2. of this report.

MEZZCAP PARTNERS, LLC

Based in Los Angeles, MezzCap Partners provides mezzanine capital to middle market companies seeking $3 million to $10 million of capital. Our investments typically come in the form of subordinated debt with warrants, but we have the ability to combine an equity investment with our debt investment. Our investment approach is flexible and tailored to meet the needs of the company and the requirements of the transaction.

We provide capital for management buyouts, recapitalizations, acquisitions and growth financings. Our level of involvement ranges from passive board observation, to providing board member services by participating in growth capital investment decisions, charting strategic growth business plans and developing key relationships. We understand the challenges and demands of building a business because we possess substantial operating experience in small to medium sized businesses and have played significant roles in creating equity value for stakeholders. We consider ourselves value-added financial partners and can provide strategic planning assistance, follow-on capital and introductions to our network of senior lenders and investment bankers.

APRIL 17, 2009 International Energy Holdings Corp converted its corporate jurisdiction from the State of Nevada to the State of Delaware.

APRIL 17, 2009 International Energy Holdings Corp changed its name from
International Energy Holdings Corp to International CRO Holdings Corp.

FINANCIAL CONDITION

RESULTS OF OPERATIONS

EXPENSES: Professional fees for the 1st quarter ended March 31, 2009 were
$11,311 as compared to $4,855 for the 1st quarter ended March 31, 2008, resulting in an increase of $6,456.

INTEREST EXPENSE: Interest expense for the 1st quarter ended March 31, 2009 was
$321 as compared to $0 for the 1st quarter ended March 31, 2008 - an increase of
$321.

NET INCOME/(LOSS) FROM OPERATIONS: Net loss for the 1st quarter ended March 31,
2009 was $11,632 as compared to a net loss of $4,855 for the 1st quarter ended
March 31, 2008 - an increase of $6,777. The increase is primarily due to the fact that professional fees and interest expense were up for the 1st quarter ended
March 31, 2009 as compared to the same quarter for 2008.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY: At March 31, 2009, International Energy Holdings Corp. had cash and cash equivalents of $122 compared with $122 at December 31, 2008, resulting in a change $0.

During the three months March 31, 2009, cash used in operating activities was
$2,500, consisting primarily of the net loss for the three months ended March
31, 2009 of $11,632 offset by an increase in Accounts payable and accrued expenses.

Financing activities for the three months ended March 31, 2009 source of cash in the amount of $2,500, consisting of an increase in notes payable.

Our long-term working capital and capital requirements will depend upon numerous factors, including our efforts to effect a business combination.

OFF-BALANCE SHEET ARRANGEMENTS: The Company does not have any off-balance sheet arrangements with any party.

CRITICAL ACCOUNTING ESTIMATES: There have been no material changes in our critical accounting policies or critical accounting estimates since 2007 nor have we adopted an accounting policy that has or will have a material impact on our consolidated financial statements.

OUTSTANDING SHARE DATA

The outstanding share data as of March 31, 2009 and 2008 is as follows:

                                     NUMBER OF SHARES
                                       OUTSTANDING
                          ----------------------------------------
                                 2009                  2008
                          ------------------    ------------------

Common Shares                     50,000,000            50,000,000

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The analysis of new business opportunities has and will be undertaken by or under the supervision of the officers and directors of the Registrant. The
Registrant has considered potential acquisition transactions with several companies, but as of this date has not entered into any definitive agreement with any party. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

     (a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

     (b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

     (c) Strength and diversity of management, either in place or scheduled for recruitment;

                                       10

     (d) Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

     (e) The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

     (f) The extent to which the business opportunity can be advanced;

     (g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

     (h) Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data.
Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant's limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and
Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this quarterly report, the
Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, management concluded that the Company's disclosure controls and procedures were effective in alerting it in a timely manner to information relating to the
Company required to be disclosed in this report.

The Company's management, which is comprised of Ram Ajjarapu and Aruna Raj
Ajjarapu and James McAlinden have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c) and 5d-15(c). Based upon that evaluation, our officers identified a significant deficiency (as defined by standards established by the Public Company Accounting Oversight Board). A significant deficiency is a control deficiency where there is more than a remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. The significant deficiency related to the Company having a three employees, Ram Ajjarapu, who is the Principal Executive Officer and Principal Financial Officer has decided that the risks associated with the dependence upon Mr. Ajjarapu, Mrs Ajjarapu and
James McAlinden compared to the potential benefits of adding new employees does not justify the expenses that would need to be incurred to remedy this situation especially since the Company currently has no operations. Management will periodically re-evaluate this situation. If the situation changes and/or sufficient capital is obtained, it is the Company's intention to increase staffing to mitigate the current dependence upon Mr. Ajjarapu, Mrs. Ajjarapu and
Mr. McAlinden.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

Item 1A. Risk Factors

RISK FACTORS

OUR BUSINESS ENTAILS A SIGNIFICANT DEGREE OF RISK AND UNCERTAINTY, AND AN
INVESTMENT IN OUR SECURITIES SHOULD BE CONSIDERED HIGHLY SPECULATIVE. WHAT
FOLLOWS IS A GENERAL DESCRIPTION OF THE MATERIAL RISKS AND UNCERTAINTIES, WHICH
MAY ADVERSELY AFFECT OUR BUSINESS, OUR FINANCIAL CONDITION, INCLUDING LIQUIDITY
AND PROFITABILITY, AND OUR RESULTS OF OPERATIONS, ULTIMATELY AFFECTING THE VALUE
OF AN INVESTMENT IN SHARES OF OUR COMMON STOCK. IN ADDITION TO OTHER INFORMATION
CONTAINED IN THIS FORM 10-Q, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING
CAUTIONARY STATEMENTS AND RISK FACTORS:

GENERAL BUSINESS RISKS

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders.

Our business is difficult to evaluate because we have no operating history.

The Company has no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do;
consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination.
Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company's affairs in total. Our officers have not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange
Act, management believes we will not be subject to regulation under the
Investment Company Act of 1940, as amended (the "Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the
Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States.
These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is currently no trading market for our common stock.

Outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

Our business will have no revenues unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our certificate of incorporation authorizes the issuance of a maximum of
400,000,000 shares of common stock and a maximum of 100,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution of, and an additional reduction in, the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, which may not represent fair value. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us.
Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a "reverse merger," following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will assist a privately held business to become public through a "reverse merger." Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our common stock on
NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

There is no public market for our common stock, nor have we ever paid dividends on our common stock.

There is no public trading market for our common stock and none is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and such business files a registration statement under the Securities Act of 1933, as amended.
Additionally, we have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the
Company to further its business strategy.

Authorization of Preferred Stock.

     Our Certificate of Incorporation authorizes the issuance of up to
100,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

Control by Majority Shareholder.

     Our Majority Shareholder currently owns 96.0% of all the issued and outstanding capital stock of the Company. Consequently, the Majority Shareholder controls the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

     o    Election of the board of directors;

     o    Removal of any directors;

     o    Amendment of the Company's certificate of incorporation or bylaws; and

     o    Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

This stockholder will thus have substantial influence over our management and affairs and other stockholders of the Company possess no practical ability to remove management or effect the operations of the business of the Company.
Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

This registration statement contains forward-looking statements and information relating to us, our industry and to other businesses.

These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this prospectus, the words "estimate," "project,"
"believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None to report

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. OTHER INFORMATION.

Not Applicable

ITEM 6. EXHIBITS

THE EXHIBITS TO THIS FORM ARE LISTED IN THE ATTACHED EXHIBIT INDEX.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             International Energy Holdings Corp.
                                             (Registrant)

Date: May 14, 2009                           /s/ J.Ram Ajjarapu
                                             ------------------
                                             J. Ram Ajjarapu
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Executive Officer)

                                INDEX TO EXHIBITS

EXHIBIT NO.    DESCRIPTION

31.1           Rule 13a-14(a)/15d-14(a) Certification of J. Ram Ajjarapu,
               Chairman and Chief Executive Officer*

32             Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herein

